Form 10-Q
period 2002-09-30
AT&T BROADBAND CORP
filed 2002-11-13
CIK 1166387

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____


Commission File No. 001-31526


                              AT&T Broadband Corp.
             (Exact name of Registrant as specified in its charter)


           State of Delaware                             04-3592397
     -------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)


        188 Inverness Drive West
          Englewood, Colorado                              80112
     -------------------------------        ------------------------------------
 (Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (303) 858-3000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              -----          -----
                                         Yes   / X  /   No    /    /
                                               -----          -----

At November 12, 2002, outstanding shares of common stock of AT&T Broadband Corp. totaled 1,000 shares.

PART I - FINANCIAL INFORMATION

                              AT&T BROADBAND CORP.
                                  BALANCE SHEET

                                   (unaudited)



                                         September 30,         December 31,
                                             2002                  2001
                                         -------------         ------------

Assets                                   $      --             $     --
                                         =============         ============
Stockholder's Equity

Common stock, $0.01 par value,
  1,000 shares authorized, issued
  and outstanding                        $      10             $     10

Additional paid-in capital                     990                  990

Stock subscription receivable               (1,000)              (1,000)
                                         -------------         ------------

                                         $      --             $     --
                                         =============         ============


  See note to balance sheet.

                              AT&T BROADBAND CORP.
                              NOTE TO BALANCE SHEET
                               SEPTEMBER 30, 2002

                                   (unaudited)

1.  Organization

On December 14, 2001, AT&T Broadband Corp. (the "Company") was incorporated under the laws of the State of Delaware and was authorized to issue 1,000 shares of $0.01 par value common stock. On December 19, 2001, the Company issued 1,000 shares of its $0.01 par value common stock to AT&T Corp. ("AT&T") for $1 per share. The Company was organized to conduct the business currently conducted by AT&T's broadband business ("AT&T Broadband"), subsequent to the combination of Comcast Corporation ("Comcast") and AT&T Broadband.

On December 19, 2001, AT&T and Comcast entered into an Agreement and Plan of Merger that will result in the combination of AT&T Broadband and Comcast (the "Merger"). AT&T intends to assign and transfer the assets, liabilities and business of AT&T Broadband to the Company. AT&T will spin-off the Company to its stockholders immediately prior to the Merger. On July 10, 2002, shareholders of AT&T and Comcast approved the Merger. The Merger still remains subject to certain regulatory reviews and certain other conditions and is expected to close by the end of 2002. Upon the completion of the Merger, the Company and Comcast will be wholly owned subsidiaries of AT&T Comcast Corporation ("AT&T Comcast").

On May 3, 2002, the Company and AT&T Comcast, as co-borrowers, entered into definitive credit agreements with a syndicate of lenders for an aggregate of approximately $12.8 billion in order to obtain the financing necessary to complete the Merger and for AT&T Comcast's needs after the Merger. Under the terms of the new credit facilities, the obligations of the lenders to provide the financing upon the completion of the Merger are subject to a number of conditions, including the condition that AT&T Comcast holds an investment-grade credit rating from both Standard & Poor's Rating's Group ("S&P") and Moody's Investors Service ("Moody's) rating agencies at the time of closing. On
September 30, 2002, Comcast announced that AT&T Comcast had received investment-grade credit ratings from each of S&P and Moody's allowing AT&T Comcast to access all amounts under the credit facilities upon closing of the Merger.

On August 12, 2002, in connection with the proposed Merger, AT&T filed a preliminary prospectus contemplating a potential offer to exchange an aggregate of $11.8 billion of AT&T's existing debt securities. The exchange offer involves two types of transactions. The first involves an exchange of certain series of AT&T notes for new notes that would ultimately become obligations of the Company. AT&T Comcast and certain of its subsidiaries would guarantee these obligations upon completion of the Merger. The second involves an exchange of other series of AT&T notes for new notes that would remain obligations of AT&T.

Neither AT&T, the Company, nor any other entity would receive any proceeds from the issuance of the new notes in the exchange offer. The new notes would represent a new offering with respect to those notes that ultimately become obligations of the Company and would reduce the amount that AT&T Broadband would otherwise be required to pay to AT&T upon completion of the Merger. The new notes would represent a refinancing with respect to those notes that remain obligations of AT&T after the merger.

                              AT&T BROADBAND CORP.
                              NOTE TO BALANCE SHEET
                               SEPTEMBER 30, 2002

                                   (unaudited)

On October 4, 2002, AT&T and Comcast commenced the exchange offer. On November 8, 2002, the exchange offer was closed with $3.5 billion of AT&T debt exchanged for AT&T Broadband debt which are obligations of AT&T and the Company. Upon completion of the Merger, this debt will become primary obligations only of the Company and will be fully and unconditionally guaranteed by AT&T Comcast and certain of its subsidiaries. In the exchange offer, $4.7 billion of debt was also exchanged for new AT&T debt.

From the date of inception on December 14, 2001 through November 12, 2002, the Company had no operations.

                              AT&T BROADBAND CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 14, 2001, AT&T Broadband Corp. was incorporated under the laws of the State of Delaware to conduct the business currently conducted by AT&T Broadband, subsequent to the combination of Comcast and AT&T Broadband.

On December 19, 2001, AT&T and Comcast entered into an Agreement and Plan of Merger that will result in the combination of AT&T Broadband and Comcast. AT&T intends to assign and transfer the assets, liabilities and business of AT&T Broadband to the Company. AT&T will spin-off the Company to its stockholders immediately prior to the Merger. On July 10, 2002, shareholders of AT&T and Comcast approved the Merger. The Merger still remains subject to certain regulatory reviews and certain other conditions and is expected to close by the end of 2002. Upon the completion of the Merger, the Company and Comcast will be wholly owned subsidiaries of AT&T Comcast.

On May 3, 2002, the Company and AT&T Comcast, as co-borrowers, entered into definitive credit agreements with a syndicate of lenders for an aggregate of approximately $12.8 billion in order to obtain the financing necessary to complete the Merger and for AT&T Comcast's needs after the Merger. Under the terms of the new credit facilities, the obligations of the lenders to provide the financing upon the completion of the Merger are subject to a number of conditions, including the condition that AT&T Comcast holds an investment-grade credit rating from both S&P and Moody's rating agencies at the time of closing. On September 30, 2002, Comcast announced that AT&T Comcast had received investment-grade credit ratings from each of S&P and Moody's allowing AT&T Comcast to access all amounts under the credit facilities upon closing of the Merger.

On August 12, 2002, in connection with the proposed Merger, AT&T filed a preliminary prospectus contemplating a potential offer to exchange an aggregate of $11.8 billion of AT&T's existing debt securities. The exchange offer involves two types of transactions. The first involves an exchange of certain series of AT&T notes for new notes that would ultimately become obligations of the Company. AT&T Comcast and certain of its subsidiaries would guarantee these obligations upon completion of the Merger. The second involves an exchange of other series of AT&T notes for new notes that would remain obligations of AT&T.

Neither AT&T, the Company, nor any other entity would receive any proceeds from the issuance of the new notes in the exchange offer. The new notes would represent a new offering with respect to those notes that ultimately become obligations of the Company and would reduce the amount that AT&T Broadband would otherwise be required to pay to AT&T upon completion of the Merger. The new notes would represent a refinancing with respect to those notes that remain obligations of AT&T after the merger.

On October 4, 2002, AT&T and Comcast commenced the exchange offer. On November 8, 2002, the exchange offer was closed with $3.5 billion of AT&T debt exchanged for AT&T Broadband debt which are obligations of AT&T and the Company. Upon completion of the Merger, this debt will become primary obligations only of the Company and will be fully and unconditionally guaranteed by AT&T Comcast and certain of its subsidiaries. In the exchange offer, $4.7 billion of debt was also exchanged for new AT&T debt.

From the date of inception on December 14, 2001 through November 12, 2002, the Company had no operations.

                              AT&T BROADBAND CORP.

Item 4.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we completed an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them timely to material information required to be included in our Exchange Act filings. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                              AT&T BROADBAND CORP.


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

     (a) Exhibits:

         99.1     CEO Certification of Periodic Financial Reports
         99.2     CFO Certification of Periodic Financial Reports


     (b) Reports on Form 8-K filed during the quarter ended September 30, 2002:

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AT&T BROADBAND CORP.




Date:  November 12, 2002      By: /s/  MICHAEL P. HUSEBY
                              --------------------------
                                       Michael P. Huseby
                                       Chief Financial Officer
                                       (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Raymond E. Ligouri, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AT&T Broadband Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on
     our  most  recent  evaluation,   to  the  registrant's   auditors  and  the
     registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002


/s/     RAYMOND E. LIGUORI
----------------------------
Name:   Raymond E. Liguori
        President and Chief Executive Officer

                                 CERTIFICATIONS

I, Michael P. Huseby, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AT&T Broadband Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on
     our  most  recent  evaluation,   to  the  registrant's   auditors  and  the
     registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002


/s/     MICHAEL P. HUSEBY
-----------------------------
Name:   Michael P. Huseby
        Chief Financial Officer

Exhibit Index

Exhibit
Number

99.1     CEO Certification of Periodic Financial Reports
99.2     CFO Certification of Periodic Financial Reports

                                                                    Exhibit 99.1


                   CERTIFICATION OF PERIODIC FINANCIAL REPORTS





I, Raymond E. Ligouri, Chief Executive Officer of AT&T Broadband Corp., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and

     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of AT&T Broadband Corp.


Dated:  November 12, 2002




                              /s/    RAYMOND E. LIGUORI
                              ------------------------------
                                     Raymond E. Liguori

                                                                    Exhibit 99.2


                   CERTIFICATION OF PERIODIC FINANCIAL REPORTS





I, Michael P. Huseby, Chief Financial Officer of AT&T Broadband Corp., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (the "Periodic Report") which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and

     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of AT&T Broadband Corp.


Dated:  November 12, 2002




                              /s/   MICHAEL P. HUSEBY
                              -------------------------
                                    Michael P. Huseby